Form 10QSB
period 2006-06-30
UNITED NATIONS SECURITIES ASSOCIATION
filed 2006-08-16
CIK 1359076

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
______________

FORM 10-QSB
______________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2006

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________
Commission File No. 000-51914
______________

UNITED NATIONS SECURITIES ASSOCIATION, INC.
(Exact name of small business issuer as specified in its charter)
______________

Delaware
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

350 Fifth Avenue, Suite 4304, New York, NY	10118
(Address of principal executive offices)	(Zip Code)

(346) 632 0460
(Issuer’s telephone number)

Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2)has been subject to such filing requirements for the past 90 days. Yes ☒  No ྑ

Check whether the registrant has filed all documents and reports required to be filed by Sections 12, 13, or 15(d) of the Exchange Act subsequent to the distribution of securities under a plan confirmed by a court. Yes ྑ   No ☒

Indicate by check mark whether the registrant is a shell company as defined in Rule 12b-2 of the Exchange Act. Yes ☒  No ྑ

State the number of shares outstanding of each of the issuer’s classes of common equity, as of August 15, 2006: 100,000 shares of common stock.

Transitional Small Business Disclosure Format (check one): Yes ☐ No ☒

TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION
Item 1. Financial Information
Item 2. Management’s Discussion and Analysis or Plan of Operation
Item 3. Controls and Procedures

PART II -OTHER INFORMATION
Item 1. Legal Proceedings.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
Item 3. Defaults Upon Senior Securities.
Item 4. Submission of Matters to a Vote of Security Holders.
Item 5. Other Information.
Item 6. Exhibits and Reports of Form 8-K.

SIGNATURES

i

PART I - FINANCIAL INFORMATION

ITEM 1.	FINANCIAL INFORMATION

UNITED NATIONS SECURITIES ASSOCIATION, INC.
(A DEVELOPMENT STAGE COMPANY)

CONTENTS

PAGE	1	BALANCE SHEET AS OF JUNE 30, 2006 (UNAUDITED)

PAGE	2
STATEMENTS OF OPERATIONS FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2006, FOR THE PERIOD FROM APRIL 25, 2005 (INCEPTION) TO JUNE 30, 2005 AND FOR THE PERIOD FROM APRIL 25, 2005 (INCEPTION) TO JUNE 30, 2006 (UNAUDITED)

PAGE	3	STATEMENT OF CHANGES IN SHAREHOLDER’S EQUITY FOR THE PERIOD FROM APRIL 25, 2005 (INCEPTION) TO JUNE 30, 2006 (UNAUDITED)

PAGE	4
STATEMENT OF CASH FLOWS FOR THE SIX MONTHS ENDED JUNE 30, 2006, FOR THE PERIOD FROM APRIL 25, 2005 (INCEPTION) TO JUNE 30, 2005 AND FOR THE PERIOD FROM APRIL 25, 2005 (INCEPTION) TO JUNE 30, 2006 (UNAUDITED)

PAGES	5 - 8	NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

UNITED NATIONS SECURITIES ASSOCIATION, INC.
(A DEVELOPMENT STAGE COMPANY)
CONDENSED BALANCE SHEET
JUNE 30, 2006
(UNAUDITED)

ASSETS

CURRENT ASSETS
Prepaid expense	$292

TOTAL ASSETS	$292

LIABILITIES AND SHAREHOLDER’S EQUITY

TOTAL LIABILITIES	$-

COMMITMENTS AND CONTINGENCIES

SHAREHOLDER’S EQUITY
Preferred stock, $0.001 par value, 100,000,000 shares authorized, 100,000 shares issued and outstanding	-
Common stock, no par value, 100,000 shares authorized, 100,000 shares issued and outstanding	100
Additional paid in capital	24,736
Subscription receivable	(100)
Accumulated deficit during development stage	(24,444)
Total Shareholder’s Equity	292

TOTAL LIABILITIES AND SHAREHOLDER’S EQUITY	$292

See accompanying notes to condensed financial statements.

UNITED NATIONS SECURITIES ASSOCIATION, INC.
(A DEVELOPMENT STAGE COMPANY)
CONDENSED STATEMENTS OF OPERATIONS
(UNAUDITED)

	For the Three Months Ended June 30, 2006	For the Period from April 25, 2005 (Inception) to June 30, 2005	For the Six Months Ended June 30, 2006	For the Period from April 25, 2005 (Inception) to June 30, 2006

OPERATING EXPENSES
Professional fees	$9,208	$-	$9,208	$19,208
General and administrative	1,823	870	3,042	5,236
Total Operating Expenses	11,031	870	12,250	24,444

LOSS FROM OPERATIONS	(11,031)	(870)	(12,250)	(24,444)

Provision for Income Taxes	-	-	-	-

NET LOSS	$(11,031)	$(870)	$(12,250)	$(24,444)

Net loss per share - basic and diluted	$(0.11)	$(0.01)	$(0.12)	$(0.24)

Weighted average number of shares outstanding during the period - basic and diluted	100,000	100,000	100,000	100,000

See accompanying notes to condensed financial statements.

UNITED NATIONS SECURITIES ASSOCIATION, INC.
(A DEVELOPMENT STAGE COMPANY)
CONDENSED STATEMENT OF CHANGES IN SHAREHOLDER’S EQUITY
FOR THE PERIOD FROM APRIL 25, 2005 (INCEPTION) TO JUNE 30, 2006
(UNAUDITED)

	Common Stock		Common Stock		Additional Paid-In	Accumulated Deficit During Development	Subscription
	Shares	Amount	Shares	Amount	Capital	Stage	Receivable	Total

Balance, April 25, 2005	-	$-	-	$-	$-	$-	$-	$-

Common stock issued to founder for cash (0.001 per share)	-	-	100,000	100	-	-	(100)	-

In-kind contribution	-	-	-	-	22,500	-	-	22,500

Net loss for the period from April 25, 2005 (inception) to December 31, 2005	-	-	-	-	-	(12,194)	-	(12,194)

Balance, December 31, 2005	-	-	100,000	100	22,500	(12,194)	(100)	10,306

In-kind contribution	-	-	-	-	2,236	-	-	2,236

Net loss for the six months ended June 30, 2006	-	-	-	-	-	(12,250)	-	(12,250)

BALANCE, JUNE 30, 2006	-	$-	100,000	$100	$24,736	$(24,444)	$(100)	$292

See accompanying notes to condensed financial statements.

UNITED NATIONS SECURITIES ASSOCIATION, INC.
(A DEVELOPMENT STAGE COMPANY)
CONDENSED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the Six Months Ended June 30, 2006	For the Period from April 25, 2005 (Inception) to June 30, 2005	For the Period from April 25, 2005 (Inception) to June 30, 2006

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(12,250)	$(870)	$(24,444)
Adjustments to reconcile net loss to net cash used in operating activities:
In-kind contribution	2,236	870	24,736
Changes in operating assets and liabilities:
Increase (decrease) in prepaid expenses	10,014		(292)
Net Cash Used In Operating Activities	-	-	-

CASH FLOWS FROM INVESTING ACTIVITIES	-	-	-

CASH FLOWS FROM FINANCING ACTIVITIES	-	-	-

NET INCREASE (DECREASE) IN CASH	-	-	-

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	-	-	-

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$-	$-	$-

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Cash paid for interest	$-	$-	$-

Cash paid for taxes	$-	$-	$-

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

Stock sold for subscription (100,000 shares)	$-	$100	$100

See accompanying notes to condensed financial statements.

UNITED NATIONS SECURITIES ASSOCIATION, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
JUNE 30, 2006

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

(C) Cash and Cash Equivalents

The Company considers all highly liquid temporary cash investments with an original maturity of three months or less to be cash equivalents. At June 30, 2006 the Company had no cash or cash equivalents.

(D) Loss Per Share

Basic and diluted net loss per common share is computed based upon the weighted average common shares outstanding as defined by Financial Accounting Standards No. 128, “Earnings Per Share.” As of June 30, 2006 and 2005, there were no common share equivalents outstanding.

UNITED NATIONS SECURITIES ASSOCIATION, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
JUNE 30, 2006

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

As of June 30, 2006, the Company has a net operating loss carryforward of approximately $24,443 available to offset future taxable income through 2026. The valuation allowance at June 30, 2006 was $8,311. The net change in the valuation allowance for the period ended June 30, 2006 was an increase of $3,751.

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
NOTES TO FINANCIAL STATEMENTS
JUNE 30, 2006

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

As of June 30, 2006 the sole shareholder of the Company paid $584 of operating expenses on behalf of the Company. (See Note 3).

(C) Amendment to Articles of Incorporation

During 2005, the Company amended its Articles of Incorporation to change its name from United Nations Securities Association to United Nations Securities Association, Inc.

NOTE 3 RELATED PARTY TRANSACTIONS

The shareholder of the Company contributed $24,736 for expenses on behalf of the Company (See Note 2 (B)).

UNITED NATIONS SECURITIES ASSOCIATION, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
JUNE 30, 2006

NOTE 4 GOING CONCERN

As reflected in the accompanying financial statements, the Company is in the development stage with no operations and has a net loss of $24,444 for the period from April 25, 2005 (inception) to June 30, 2006. This raises substantial doubt about its ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company’s ability to raise additional capital and implement its business plan. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

Results of Operation

The Company did not have any operating income since inception, April 25, 2005. For the three months ended June 30, 2006, the registrant recognized a net loss of $11,031. Expenses from inception were comprised of costs mainly associated with legal, accounting and office expense.

Liquidity and Capital Resources

At June 30, 2006, the Company had no capital resources and will rely upon the issuance of common stock and additional capital contributions from shareholders to fund administrative expenses pending acquisition of an operating company. However, our shareholders are under no obligation to provide such funding.

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

As reflected in the accompanying financial statements, the Company is in the development stage with no operations and has a net loss from operations of $24,444 from inception. This raises substantial doubt about its ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company's ability to raise additional capital and implement its business plan. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Management believes that actions presently being taken to obtain additional equity financing and implement its strategic plans, which includes developing our website and beginning operations will provide us the opportunity to continue as a going concern. However, we presently have no cash and therefore may not be able to continue operations for the next twelve months. As noted above, we will be dependent upon our shareholders to fund our operations over the next twelve months; however our shareholders are under no obligation to provide such funding.

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

Evaluation of disclosure controls and procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (Exchange Act), as of June 30, 2006. Based on this evaluation, our principal executive officer and principal financial officers have concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission's rules and forms and that our disclosure and controls are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Changes in internal controls

There were no changes (including corrective actions with regard to significant deficiencies or material weaknesses) in our internal controls over financial reporting that occurred during the quarter ended June 30, 2006 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS.

We are currently not a party to any pending legal proceedings and no such actions by, or to the best of its knowledge, against us have been threatened.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES.

None

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

No matter was submitted during the quarter ending June 30, 2006, covered by this report to a vote of our shareholders, through the solicitation of proxies or otherwise.

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