Form 10QSB
period 2006-09-30
UNITED NATIONS SECURITIES ASSOCIATION
filed 2006-11-20
CIK 1359076

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006

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
Yes  ☒ No ☐

State the number of shares outstanding of each of the issuer’s classes of common equity, as of November 17, 2006: 100,000 shares of common stock.

Transitional Small Business Disclosure Format (check one): Yes ☐ No ☒

i

PART I - FINANCIAL INFORMATION

ITEM 1.	FINANCIAL INFORMATION

UNITED NATIONS SECURITIES ASSOCIATION, INC.
(A DEVELOPMENT STAGE COMPANY)

CONTENTS

PAGE	F-2	BALANCE SHEET AS OF SEPTEMBER 30, 2006 (UNAUDITED)

PAGE	F-3
STATEMENT OF OPERATIONS FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2006 AND FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2005 AND THE PERIOD FROM APRIL 25, 2005 TO SEPTEMBER 30, 2005 AND FOR THE PERIOD FROM APRIL 25, 2005 (INCEPTION) TO SEPTEMBER 30, 2006. (UNAUDITED)

PAGE	F-4	STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIENCY) FOR THE PERIOD FROM APRIL 25, 2005 (INCEPTION) TO SEPTEMBER 30, 2006. (UNAUDITED)

PAGE	F-5
STATEMENT OF CASH FLOWS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2006 AND THE PERIOD FROM APRIL 25, 2005 (INCEPTION) TO SEPTEMBER 30, 2005 AND FOR THE PERIOD FROM APRIL 25, 2005 (INCEPTION) TO SEPTEMBER 30, 2006 (UNAUDITED).

PAGES	F-6 - F-9	NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

UNITED NATIONS SECURITIES ASSOCIATION, INC.
(A DEVELOPMENT STAGE COMPANY)
CONDENSED BALANCE SHEET
SEPTEMBER 30, 2006
(UNAUDITED)

ASSETS

TOTAL ASSETS	$-

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY

CURRENT LIABILITIES
Accounts payable	$2,863

TOTAL LIABILITIES	2,863

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ DEFICIENCY
Preferred stock, $0.001 par value, 100,000,000 shares authorized, 100,000 shares issued and outstanding	-
Common stock, no par value, 100,000 shares authorized, 100,000 shares issued and outstanding	100
Additional paid in capital	28,877
Subscription receivable	(100)
Accumulated deficit during development stage	(31,740)
Total Stockholders’ Deficiency	(2,863)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIENCY	$-

See accompanying notes to condensed financial statements.

UNITED NATIONS SECURITIES ASSOCIATION, INC.
(A DEVELOPMENT STAGE COMPANY)
CONDENSED STATEMENTS OF OPERATIONS
(UNAUDITED)

	For the Three Months Ended September 30, 2006	For the Three Months Ended September 30, 2005	For the Nine Months Ended September 30, 2006	For the Period From April 25, 2005 to September 30, 2005	For the Period from April 25, 2005 (Inception) to September 30, 2006

OPERATING EXPENSES
Professional fees	$3,955	$10,000	$13,163	10,000	23,163
General and administrative	3,341	-	6,383	870	8,577
Total Operating Expenses	7,296	10,000	19,546	10,870	31,740

LOSS FROM OPERATIONS	(7,296)	(10,000)	(19,546)	(10,870)	(31,740)

Provision for Income Taxes	-	-	-	-	-

NET LOSS	$(7,296)	$(10,000)	$(19,546)	$(10,870)	$(31,740)

Net loss per share - basic and diluted	$(0.07)	$(0.10)	$(0.20)	(0.11)	(0.32)

Weighted average number of shares outstanding during the period - basic and diluted	100,000	100,000	100,000	100,000	100,000

See accompanying notes to condensed financial statements.

UNITED NATIONS SECURITIES ASSOCIATION, INC.
(A DEVELOPMENT STAGE COMPANY)
CONDENSED STATEMENT OF STOCKHOLDERS’ DEFICIENCY
FOR THE PERIOD FROM APRIL 25, 2005 (INCEPTION) TO SEPTEMBER 30, 2006
(UNAUDITED)

	Preferred Stock		Common Stock		Additional Paid-In	Accumulated Deficit During Development	Subscription
	Shares	Amount	Shares	Amount	Capital	Stage	Receivable	Total

Balance, April 25, 2005	-	$-	-	$-	$-	$-	$-	$-

Common stock issued to founder for services ($0.001 per share)	-	-	100,000	100	-	-	(100)	-

In-kind contribution	-	-	-	-	22,500	-	-	22,500

Net loss for the period from April 25, 2005 (inception) to December 31, 2005	-	-	-	-	-	(12,194)	-	(12,194)

Balance, December 31, 2005	-	-	100,000	100	22,500	(12,194)	(100)	10,306

In-kind contribution	-	-	-	-	6,377	-	-	6,377

Net loss for the nine months ended September 30, 2006	-	-	-	-	-	(19,546)	-	(19,546)

BALANCE, SEPTEMBER 30, 2006	-	$-	100,000	$100	$28,877	$(31,740)	$(100)	$(2,863)

See accompanying notes to condensed financial statements.

UNITED NATIONS SECURITIES ASSOCIATION, INC.
(A DEVELOPMENT STAGE COMPANY)
CONDENSED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the Nine Months Ended September 30, 2006	For the Period April 25, 2005 to September 30, 2005	For the Period from April 25, 2005 (Inception) to September 30, 2006

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(19,546)	$(10,870)	$(31,740)
Adjustments to reconcile net loss to net cash used in operating activities:
In-kind contribution	6,377	15,870	28,877
Changes in operating assets and liabilities:
Increase in accounts payable	2,863	-	2,863
Increase (decrease) in prepaid expenses	10,306	(5,000)	-
Net Cash Used In Operating Activities	-	-	-

CASH FLOWS FROM INVESTING ACTIVITIES	-	-	-

CASH FLOWS FROM FINANCING ACTIVITIES	-	-	-

NET INCREASE (DECREASE) IN CASH	-	-	-

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	-	-	-

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$-	$-	$-

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Cash paid for interest	$-	$-	$-

Cash paid for taxes	$-	$-	$-

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

Stock sold for subscription (100,000 shares)	$100	$-	$100

See accompanying notes to condensed financial statements.

UNITED NATIONS SECURITIES ASSOCIATION, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 2006

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

(C) Cash and Cash Equivalents

The Company considers all highly liquid temporary cash investments with an original maturity of three months or less to be cash equivalents. At September 30, 2006 the Company had no cash or cash equivalents.

(D) Loss Per Share

Basic and diluted net loss per common share is computed based upon the weighted average common shares outstanding as defined by Financial Accounting Standards No. 128, “Earnings Per Share.” As of September 30, 2006 and 2005 there were no common share equivalents outstanding.

UNITED NATIONS SECURITIES ASSOCIATION, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 2006

(E) Income Taxes

The Company accounts for income taxes under the Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes” (“SFAS 109). Under SFAS109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amount of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expect to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under SFAS 109, the effect pm deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. As of September 30, 2006, the Company has a net operating loss carryforward of approximately $31,739 available to offset future taxable income through 2026. The valuation allowance at September 30, 2006 was $10,791. The net change in valuation allowance for the period ended September 30, 2006 was an increase of $2,480.

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

UNITED NATIONS SECURITIES ASSOCIATION, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 2006

(B) In-Kind Contribution

During 2005, the sole shareholder of the Company paid $22,500 of operating expenses on behalf of the Company. (See Note 3).

For the Three Months ended March 31, 2006 the sole shareholder of the Company paid $1,652 of operating expenses on behalf of the Company. A portion of the payment was charged to the statement of operations and the reminder to prepaid expenses to cover rent to be incurred in the future (See Note 3).

For the Three Months ended June 30, 2006 the sole shareholder of the Company paid $584 of operating expenses on behalf of the Company. (See Note 3).

For the Three Months ended September 30, 2006 the sole shareholder of the Company paid $4,141 of operating expenses on behalf of the Company. (See Note 3).

(C) Amendment to Articles of Incorporation

During 2005, the Company amended its Articles of Incorporation to change its name from United Nations Securities Association to United Nations Securities Association, Inc.

NOTE 3 RELATED PARTY TRANSACTIONS

The shareholder of the Company contributed $28,877 for expenses on behalf of the Company (See Note 2 (B)).

NOTE 4 GOING CONCERN

As reflected in the accompanying financial statements, the Company is in the development stage with no operations and has a net loss of $31,740 for the period from April 25, 2005 (inception) to September 30, 2006. This raises substantial doubt about its ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company’s ability to raise additional capital and implement its business plan. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Management believes that actions presently being taken to obtain additional funding and implement its strategic plans provide the opportunity for the Company to continue as a going concern.

UNITED NATIONS SECURITIES ASSOCIATION, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 2006

NOTE 5 SUBSEQUENT EVENT

During October 2006, the Company received a loan for working capital of $10,000 from its President. The loan is non interest bearing, unsecured and due on demand.

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

Results of Operation

The Company did not have any operating income since inception, April 25, 2005. For the three months ended September 30, 2006, the registrant recognized a net loss of $7,296. Expenses from inception were comprised of costs mainly associated with legal, accounting and office expense.

Liquidity and Capital Resources

At September 30, 2006, the Company had no capital resources and will rely upon the issuance of common stock and additional capital contributions from shareholders to fund administrative expenses pending acquisition of an operating company. However, our shareholders are under no obligation to provide such funding.

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

As reflected in the accompanying financial statements, the Company is in the development stage with no operations and has a net loss of $31,740 from inception. This raises substantial doubt about its ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company's ability to raise additional capital and implement its business plan. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

1

ITEM 3.	CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (Exchange Act), as of September 30, 2006. Based on this evaluation, our principal executive officer and principal financial officers have concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission's rules and forms and that our disclosure and controls are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Changes in internal controls

There were no changes (including corrective actions with regard to significant deficiencies or material weaknesses) in our internal controls over financial reporting that occurred during the quarter ended September 30, 2006 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS.

We are currently not a party to any pending legal proceedings and no such actions by, or to the best of its knowledge, against us have been threatened.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES.

None

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

No matter was submitted during the quarter ending September 30, 2006, covered by this report to a vote of our shareholders, through the solicitation of proxies or otherwise.

ITEM 5.	OTHER INFORMATION.

None

ITEM 6.	EXHIBITS AND REPORTS OF FORM 8-K.

(a)	Reports on Form 8-K and Form 8K-A

None.

(b)	Exhibits

2

Exhibit Number	Exhibit Title

31.1	Certification of Lord Dr. Masaaki Ikawa pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Lord Dr. Masaaki Ikawa pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

3

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

By: /s/ Lord Dr. Masaaki Ikawa
Lord Dr. Masaaki Ikawa President, Chief Executive Officer Principal Financial Officer and Secretary November 17, 2006

4