Form 10KSB
period 2006-12-31
UNITED NATIONS SECURITIES ASSOCIATION
filed 2007-03-19
CIK 1359076

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

(Mark One)

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2006

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ___________

Commission file number 000-51914

UNITED NATIONS SECURITIES ASSOCIATION, INC.
(Exact name of registrant as specified in its charter)

Delaware	20-2779605
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

350 Fifth Avenue, Suite 4304, New York, NY	10118
(Address of principal executive offices)	(Zip Code)
590 Madison Avenue, 21st Floor, New York, N.Y. 10022
(Former Address)

Registrant’s telephone number, including area code:	(917) 346-1489

Securities registered under Section 12(b) of the Exchange Act:

Title of each class	Name of each exchange on which registered
None	None

Securities registered under Section 12(g) of the Exchange Act:
Common Stock, par value $.001
(Title of class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐

State issuer’s revenues for its most recent fiscal year. $0

Aggregate market value of the Common Stock held by non-affiliates of the Company as of December 31, 2006: $0.

Number of shares of the registrant’s common stock outstanding as of March 16, 2007:  100,000 shares of Common Stock shares

Except as otherwise required by the context, all references in this prospectus to "we", "us”, "our", “BMSTA”, or "Company" refer to the consolidated operations of Bedminster National Corp., a Nevada corporation, and its wholly owned subsidiaries.

Forward-Looking Statements and Associated Risks

The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for certain forward-looking statements. Some of the statements contained in this annual report of the Company discuss future expectations, contain projections of our operations or financial condition or state other forward-looking information. Some statements contained in this annual report on Form 10-KSB that are not historical facts (including without limitation statements to the effect that we "believe," "expect," "anticipate," "plan," "intend," "foresee," or other similar expressions) and are forward-looking statements. These forward-looking statements are based on our current expectations and beliefs concerning future developments and their potential effects on us. There can be no assurance that future developments affecting us will be those anticipated by us. All comments concerning our expectations for future revenue and operating results are based on our forecasts of our plan of operation and do not include the potential impact of any future acquisitions or operations. These forward-looking statements involve significant risks and uncertainties (some of which are beyond our control) and assumptions. Should one or more of these risks or uncertainties materialize, or should any of our assumptions prove incorrect, actual results may vary in material respects from those projected in the forward-looking statements.

PART I
Item 1.    Description of Business.

General

United Nations Securities Association, Inc. was incorporated on April 25, 2005 (as amended November 28, 2005 and December 8, 2005) under the laws of the State of Delaware to engage in any lawful corporate undertaking, including, but not limited to, selected mergers and acquisitions. We have been in the developmental stage since inception and have no operations to date other than issuing shares to our original shareholder.

We will attempt to locate and negotiate with a business entity for the combination of that target company with us. The combination will normally take the form of a merger, stock-for-stock exchange or stock-for-assets exchange. In most instances the target company will wish to structure the business combination to be within the definition of a tax-free reorganization under Section 351 or Section 368 of the Internal Revenue Code of 1986, as amended. No assurances can be given that we will be successful in locating or negotiating with any target company.

We have been formed to provide a method for a foreign or domestic private company to become a reporting ("public") company whose securities are qualified for trading in the United States secondary market.

Perceived Benefits

There are certain perceived benefits to being a reporting company with a class of publicly-traded securities. These are commonly thought to include the following:

•	the ability to use registered securities to make acquisitions of assets or businesses;

•	increased visibility in the financial community;

•	the facilitation of borrowing from financial institutions;

•	improved trading efficiency;

•	shareholder liquidity;

•	greater ease in subsequently raising capital;

•	compensation of key employees through stock options for which there may be a market valuation;

•	enhanced corporate image;

•	a presence in the United States capital market.

Potential Target Companies

A business entity, if any, which may be interested in a business combination with us may include the following:
•	a company for which a primary purpose of becoming public is the use of its securities for the acquisition of assets or businesses;

•	a company which is unable to find an underwriter of its securities or is unable to find an underwriter of securities on terms acceptable to it;

•	a company which wishes to become public with less dilution of its common stock than would occur upon an underwriting;

•	a company which believes that it will be able to obtain investment capital on more favorable terms after it has become public;

•	a foreign company which may wish an initial entry into the United States securities market;

•	a special situation company, such as a company seeking a public market to satisfy redemption requirements under a qualified Employee Stock Option Plan;

•	a company seeking one or more of the other perceived benefits of becoming a public company.

A business combination with a target company will normally involve the transfer to the target company of the majority of the issued and outstanding common stock of the Company, and the substitution by the target company of its own management and board of directors.

No assurances can be given that we will be able to enter into a business combination, as to the terms of a business combination, or as to the nature of the target company.

Patent and Trademarks

We currently do not own any patents, trademarks or licenses of any kind and therefore we have no protected rights with respect to our consulting services.

Governmental Regulations

There are no governmental approvals necessary to conduct our current business.

Employees

We currently have no employees.

Subsequent Events

None

Item 2.    Description of Property.

We lease office space at 350 Fifth Avenue, suite 4304, New York, NY 10118. We entered into a 3-year lease on April 24, 2006 with Caibs International Holdings, Inc. for $418 per month. Our President and sole shareholder, Lord Dr. Masaaki Ikawa, Caibs International Holdings, Inc. indirectly owns.

Item 3.    Legal Proceedings.

The Company is not a party to any pending or threatened legal proceedings.

Item 4.    Submission of Matters to a Vote of Security Holders.

None.

PART II

Item 5.

Market for Common Equity and Related Stockholder Matters.

Market Information

Our Common Stock is not yet quoted on any exchange. There is no trading market for our Common Stock at present and there has been no trading market to date. There is no assurance that a trading market will ever develop or, if such a market does develop, that it will continue.

Holders

As of March 16, 2007 in accordance with our transfer agent records, we had one record holder of our Common Stock, holding 100,000 shares.

Dividends

Holders of our common stock are entitled to receive dividends if, as and when declared by the Board of Directors out of funds legally available therefore. We have never declared or paid any dividends on our common stock. We intend to retain any future earnings for use in the operation and expansion of our business. Consequently, we do not anticipate paying any cash dividends on our common stock to our stockholders for the foreseeable future.

Recent Sales of Unregistered Securities

None.

Item 6.    Management’s Discussion and Analysis or Plan of Operations.

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

Results of Operation

The Company has not had any operating income since inception, April 25, 2005. For the year ended December 31, 2006, the registrant recognized a net loss of $30,306. Expenses from inception were comprised of costs mainly associated with legal, accounting and office expense.

Liquidity and Capital Resources

At December 31, 2006, the Company had limited capital resources of  $6188 and will rely upon the issuance of common stock and additional capital contributions from shareholders to fund administrative expenses pending acquisition of an operating company. However, our shareholders are under no obligation to provide such funding.

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

As reflected in the accompanying financial statements, the Company is in the development stage with no operations and has a net loss of $42,500 from inception. This raises substantial doubt about its ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company's ability to raise additional capital and implement its business plan. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

Results of Operations

For the Fiscal Year Ended December 31, 2006 and  the period ended December 31, 2005

Results of Operation

We did not have any operating income from inception through December 31, 2006.From inception through the year ended December 31, 2006, we recognized a net loss of $42,500. For the period ended December 31, 2005, we recognized a net loss of $12,194. Expenses for the year were comprised of costs mainly associated with legal, accounting and office.

Professional Fees, General and Administrative Expenses

Professional fees, general and administrative expenses increased to $30,306 for the fiscal year ended December 31, 2006 from $12,194 for the period from inception April 25, 2005 until December 31, 2005. These expenses represent our total operating expenses during this period. The increase in our total operating expenses was due to extra expenses from market research and increased rent.

Our net loss from operations for the period from inception April 25, 2005, until December 31, 2005 was $12, 194, as compared to net loss from operations for the fiscal period ending December 31, 2006 of $42,500. The increase in net loss from operations was due to an increase in professional fees, general and administrative expenses.

Liquidity and Capital Resources

The Company is currently financing its operations primarily through cash generated by loans from its principal stockholders. At December 31, 2006, the Company had cash of $6,188.

Therefore we have limited capital resources and will rely upon the issuance of common stock and additional capital contributions from shareholders to fund administrative expenses pending acquisition of an operating company. In the event such efforts are unsuccessful, contingent plans have been arranged to provide that our current director is to fund required future filings under the 1934 Act, and existing shareholders have expressed an interest in additional funding if necessary to continue as a going concern.

We currently do not have enough cash to satisfy our minimum cash requirements for the next twelve months. As reflected in the accompanying financial statements, we are in the development stage with limited operations. This raises substantial doubt about our ability to continue as a going concern. Our ability to continue as a going concern is dependent on our ability to raise additional capital. The financial statements do not include any adjustments that might be necessary if we are unable to continue as a going concern.

Critical Accounting Policies

Our financial statements and related public financial information are based on the application of accounting principles generally accepted in the United States (“GAAP”). GAAP requires the use of estimates; assumptions, judgments and subjective interpretations of accounting principles that have an impact on the assets, liabilities, revenue and expense amounts reported. These estimates can also affect supplemental information contained in our external disclosures including information regarding contingencies, risk and financial condition. We believe our use if estimates and underlying accounting assumptions adhere to GAAP and are consistently and conservatively applied. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. Actual results may differ materially from these estimates under different assumptions or conditions. We continue to monitor significant estimates made during the preparation of our financial statements.

Our significant accounting policies are summarized in Note 1 of our financial statements. While all these significant accounting policies impact its financial condition and results of operations, UN Securities views certain of these policies as critical. Policies determined to be critical are those policies that have the most significant impact on UN Securities financial statements and require management to use a greater degree of judgment and estimates. Actual results may differ from those estimates. Our management believes that given current facts and circumstances, it is unlikely that applying any other reasonable judgments or estimate methodologies would cause effect on our results of operations, financial position or liquidity for the periods presented in this report.

The Company accounts for income taxes under the Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("SFAS 109"). Under SFAS 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under SFAS 109, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

Recent Accounting Pronouncements

SFAS 155, Accounting for Certain Hybrid Financial Instruments and SFAS 156, Accounting for Servicing of Financial Assets were recently issued. SFAS 155 and 156 have no current applicability to the Company and have no effect on the financial statements.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements, financings, or other relationships with unconsolidated entities or other persons, also known as “special purpose entities” (SPEs).

Item 7.    Financial Statements.

UNITED NATIONS SECURITIES ASSOCIATION, INC.
(A DEVELOPMENT STAGE COMPANY)

CONTENTS

PAGE	F-2	REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

PAGE	F-3	BALANCE SHEET AS OF DECEMBER 31, 2006

PAGE	F-4
STATEMENT OF OPERATIONS FOR THE YEAR ENDED DECEMBER 31, 2006, FOR THE PERIOD FROM APRIL 25, 2005 (INCEPTION) TO DECEMBER 31, 2005 AND FOR THE PERIOD FROM APRIL 25, 2005 (INCEPTION) TO DECEMBER 31, 2006

PAGE	F-5	STATEMENT OF CHANGES IN SHAREHOLDER’S EQUITY (DEFICIENCY) FOR THE PERIOD FROM APRIL 25, 2005 (INCEPTION) TO DECEMBER 31, 2006

PAGE	F-6
STATEMENT OF CASH FLOWS FOR THE YEAR ENDED DECEMBER 31, 2006, FOR THE PERIOD FROM APRIL 25, 2005 (INCEPTION) TO DECEMBER 31, 2005 AND FOR THE PERIOD FROM APRIL 25, 2005 (INCEPTION) TO DECEMBER 31, 2006

PAGES	F-7 – F-9	NOTES TO FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors of:
United Nations Securities Association, Inc.
(A Development Stage Company)

We have audited the accompanying balance sheet of United Nations Securities Association, Inc. (A Development Stage Company) as of December 31, 2006, and the related statements of operations, changes in shareholder’s equity and cash flows for the year ended December 31, 2006, for the period from April 25, 2005 (inception) to December 31, 2005 and for the period from April 25, 2005 (inception) to December 31, 2006. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly in all material respects, the financial position of United Nations Securities Association, Inc. (A Development Stage Company) as of December 31, 2006 and the results of its operations and its cash flows for the year ended December 31, 2006, for the period from April 25, 2005 (inception) to December 31, 2005 and for the period from April 25, 2005 (inception) to December 31, 2006 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 6 to the financial statements, the Company is in the development stage with no operations, has a net loss of $42,500 for the period from April 25, 2005 (inception) to December 31, 2006, a working capital and stockholders’ deficiency of $5,160 and used cash in operations of $3,812 from inception. This raises substantial doubt about its ability to continue as a going concern. Management’s plans concerning this matter are also described in Note 6. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

WEBB & COMPANY, P.A.

Boynton Beach, Florida
March 8, 2007

UNITED NATIONS SECURITIES ASSOCIATION, INC.
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEET
AS OF DECEMBER 31, 2006

ASSETS

CURRENT ASSETS
Cash	$6,188

TOTAL ASSETS	$6,188

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY

CURRENT LIABILITIES
Accounts payable	$1,348
Loans payable - related party	10,000

TOTAL LIABILITIES	11,348

COMMITMENTS AND CONTINGENCIES	-

STOCKHOLDERS’ DEFICIENCY
Preferred stock, $0.001 par value, 50,000,000 shares authorized, none issued and outstanding	-
Common stock, $0.001 par value, 100,000,000 shares authorized, 100,000 shares issued and outstanding	100
Additional paid in capital	37,340
Subscription receivable	(100)
Accumulated deficit during development stage	(42,500)
Total Stockholders’ Deficiency	(5,160)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIENCY	$6,188

See accompanying notes to financial statements.

UNITED NATIONS SECURITIES ASSOCIATION, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF OPERATIONS

	For the Year Ended December 31, 2006	For the Period from April 25, 2005 (Inception) to December 31, 2005	For the Period from April 25, 2005 (Inception) to December 31, 2006

OPERATING EXPENSES
Professional fees	$14,910	$10,000	$24,910
General and administrative	15,396	2,194	17,590
Total Operating Expenses	30,306	12,194	42,500

LOSS FROM OPERATIONS	(30,306)	(12,194)	(42,500)

Provision for Income Taxes	-	-	-

NET LOSS	$(30,306)	$(12,194)	$(42,500)

Net loss per share - basic and diluted	$(0.30)	$(0.12)	$(0.42)

Weighted average number of shares outstanding during the period - basic and diluted	100,000	100,000	100,000

See accompanying notes to financial statements.

UNITED NATIONS SECURITIES ASSOCIATION, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF STOCKHOLDERS’ DEFICIENCY
FOR THE PERIOD FROM APRIL 25, 2005 (INCEPTION) TO DECEMBER 31, 2006

	Preferred Stock		Common Stock		Additional Paid-In	Accumulated Deficit During Development	Subscription
	Shares	Amount	Shares	Amount	Capital	Stage	Receivable	Total

Balance, April 25, 2005	-	$-	-	$-	$-	$-	$-	$-

Common stock issued to founder for services ($0.001 per share)	-	-	100,000	100	-	-	(100)	-

In-kind contribution	-	-	-	-	22,500	-	-	22,500

Net loss for the period from April 25, 2005 (inception) to December 31, 2005	-	-	-	-	-	(12,194)	-	(12,194)

Balance, December 31, 2005	-	-	100,000	100	22,500	(12,194)	(100)	10,306

In-kind contribution	-	-	-	-	8,840	-	-	8,840

In-kind contribution of services	-	-	-	-	6,000	-	-	6,000

Net loss for the year ended December 31, 2006	-	-	-	-	-	(30,306)	-	(30,306)

BALANCE, DECEMBER 31, 2006	-	$-	100,000	$100	$37,340	$(42,500)	$(100)	$(5,160)

See accompanying notes to financial statements.

UNITED NATIONS SECURITIES ASSOCIATION, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF CASH FLOWS

	For the Year Ended December 31, 2006	For the Period from April 25, 2005 (Inception) to December 31, 2005	For the Period from April 25, 2005 (Inception) to December 31, 2006

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(30,306)	$(12,194)	$(42,500)
Adjustments to reconcile net loss to net cash used in operating activities:
In-kind contribution	14,840	22,500	37,340
Changes in operating assets and liabilities:
Increase in accounts payable	1,348	-	1,348
Decrease in prepaid expenses	9,500	(9,500)	-
Increase in deposit	806	(806)	-
Net Cash Used In Operating Activities	(3,812)	-	(3,812)

CASH FLOWS FROM INVESTING ACTIVITIES	-	-	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from related party - note payable	10,000	-	10,000
Net Cash Provided By Financing Activities	10,000	-	10,000

NET INCREASE IN CASH	6,188	-	6,188

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	-	-	-

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$6,188	$-	$6,188

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Cash paid for interest	$-	$-	$-

Cash paid for taxes	$-	$-	$-

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

Stock sold for subscription (100,000 shares)	$100	$-	$100

See accompanying notes to financial statements.

UNITED NATIONS SECURITIES ASSOCIATION, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2006

NOTE 1 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND ORGANIZATION

(A) Organization

United Nations Securities Association, Inc. (a development stage company) (the "Company") was incorporated under the laws of the State of Delaware on April 25, 2005. The Company was organized to merge with an emerging Japanese company.

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

(D) Loss Per Share

Basic and diluted net loss per common share is computed based upon the weighted average common shares outstanding as defined by Financial Accounting Standards No. 128, “Earnings Per Share.” As of December 31 2006 and 2005 there were no common share equivalents outstanding.

(E) Income Taxes

The Company accounts for income taxes under the Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes” (“SFAS 109”). Under SFAS 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under SFAS 109, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. As of December 31, 2006, the Company has a net operating loss carryforward of approximately $36,500 available to offset future taxable income through 2026. The valuation allowance at December 31, 2006 was $12,410. The net change in the valuation allowance for the period ended December 31, 2006 was an increase of $8,264.

UNITED NATIONS SECURITIES ASSOCIATION, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2006

(F) Business Segments

The Company operates in one segment and therefore segment information is not presented.

(G) Recent Accounting Pronouncements

SFAS 155, “Accounting for Certain Hybrid Financial Instruments” and SFAS 156, “Accounting for Servicing of Financial Assets” were recently issued. SFAS 155 and 156 have no current applicability to the Company and have no effect on the financial statements.

NOTE 2 LOAN PAYABLE - RELATED PARTY

During the year ended December 31, 2006, the Company received a loan of $10,000 from its President. The loan is non interest bearing, unsecured and due on demand.

NOTE 3 SHAREHOLDER’S EQUITY

(A) Common Stock Issued for Subscription Receivable

During 2005, the Company issued 100,000 shares of common stock for a subscription receivable of $100.

(B) In-Kind Contribution

During 2005, the sole shareholder of the Company paid $22,500 of operating expenses on behalf of the Company (See Note 4).

During, 2006 the sole shareholder of the Company paid $8,840 of operating expenses on behalf of the Company (See Note 4).

During, 2006 the Company recorded $6,000 for the fair value of services contributed by its President.

(C) Amendment to Articles of Incorporation

During 2005, the Company amended its Articles of Incorporation to change its name from United Nations Securities Association to United Nations Securities Association, Inc.

UNITED NATIONS SECURITIES ASSOCIATION, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2006

NOTE 4 RELATED PARTY TRANSACTIONS

The shareholder of the Company contributed $31,340 for expenses on behalf of the Company (See Note 3 (B)).

During the year ended December 31, 2006, the Company received a loan of $10,000 from its President. The loan is non interest bearing, unsecured and due on demand.

During, 2006 the Company recorded $6,000 for the fair value of services contributed by its President.

During 2006 the Company paid a related party rent of $2.508

NOTE 5 COMMITMENTS AND CONTINGENCIES

During 2006, the Company entered into a lease agreement with a related party for a period of three years at a monthly cost of $418.

Future minimum lease payments under the operating lease at December 31, 2006 consist of the following:

Year	Amount

2007	$5,016
2008	5,016
2009	2,508

$12,540

NOTE 6 GOING CONCERN

As reflected in the accompanying financial statements, the Company is in the development stage with no operations, has a net loss of $42,500 for the period from April 25, 2005 (inception) to December 31, 2006, a working capital and stockholders’ deficiency of $5,160 and used cash in operations of $3,812 from inception. This raises substantial doubt about its ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company’s ability to raise additional capital and implement its business plan. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Management believes that actions presently being taken to obtain additional funding and implement its strategic plans provide the opportunity for the Company to continue as a going concern.

Item 8.    Changes In and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 8A.    Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (Exchange Act), as of December 31, 2006. Based on this evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission's rules and forms and that our disclosure and controls are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Controls

There were no changes (including corrective actions with regard to significant deficiencies or material weaknesses) in our internal controls over financial reporting that occurred during the fourth quarter of fiscal 2006 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 8B.    Other Information.

None.

PART III

Item 9.    Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act.

The following table sets forth the name and age of our sole executive officer and director.

Name	Age	Position	Date of Appointment

Lord Dr. Masaaki Ikawa	79	President, Chief Executive Officer, Chief Financial Officer, Chairman	April 2005

Set forth below is the name of our director and officer, all positions and offices with the Company held, the period during which he has served as such, and the business experience during at least the last five years:

Lord Dr. Masaaki Ikawa

Lord Dr. Masaaki Ikawa is the President, Chief Executive Officer, Chief Financial Officer and a member of the Board of Directors of Caibs International Holding Inc., which purchased 100,000 shares of 51141, Inc., a blank check company, Issued and outstanding common stock from Scott Raleigh, the sole officer, Director and shareholder of the company on April 25, 2005, pursuant to the terms of a Stock Purchase Agreement. Since such time Lord Dr. Masaaki Ikawa has managed all day to day operations of the entity. Lord Dr. Masaaki Ikawa is also the Chairman and President of Asia United Nation Development Authority Inc. ("Asia UND"), based in Okinawa, Japan. Asia UND is a group of six companies with business operations in the areas of trading, technology, finance and real estate development in Asia, specifically Japan. In 1927 Lord Dr. Masaaki Ikawa graduated from Waseda University in Tokyo. In 1957, he graduated from Harvard Business School. He also received a Doctorate In Business Administration from Oxford University in 1962. Other than Caibs International Holding and Asia UND, Lord Dr. Masaaki Ikawa has never been an Officer or a Director of any company in Japan or the United States.

Term of Office

Our directors are appointed for a one-year term to hold office until the next annual general meeting of our shareholders or until removed from office in accordance with our bylaws. Our officers are appointed by our board of directors and hold office until removed by the board.

Significant Employees

None.

Family Relationships

No family relationships exist among our directors or executive officers.

Involvement in Certain Legal Proceedings

To our knowledge, during the past five years, none of our directors, executive officers, promoters, control persons, or nominees has been:

•
the subject of any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time;

•	convicted in a criminal proceeding or is subject to a pending criminal proceeding (excluding traffic violations and other minor offenses);

•
subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities; or

•	found by a court of competent jurisdiction (in a civil action), the Commission or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law.

Code of Ethics

We have not yet adopted the Code of Ethics.

Compliance with Section 16(a) of the Exchange Act

Section 16(a) of the Securities Exchange Act of 1934 requires the Company's officers and directors, and persons who own more than 10 percent of a registered class of the Company's equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission (SEC). Officers, directors, and greater than 10 percent stockholders are required by SEC regulation to furnish the Company with copies of all Section 16(a) forms they file.

To the Company's knowledge, based solely on a review of the copies of such reports furnished to the Company, all reports under Section 16 required to be filed by its officers and directors and greater than ten percent beneficial owners were not filed as of the date of this filing.

Item 10.    Executive Compensation.

Compensation of Executive Officers

The following summary compensation table sets forth all compensation awarded to, earned by, or paid to the named executive officers paid by us during the fiscal years ended December 31, 2006 and 2005 in all capacities for the accounts of our executives, including the Chief Executive Officer (CEO) and Chief Financial Officer (CFO):

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Non-Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Totals ($)

Lord Dr. Masaaki Ikawa
President, Chief	2006	$0	0	0	0	0	0	(0)	$0
Executive Officer,	2005	$0	0	0	0	0	0	(0)	$0
Chief Financial Officer

Outstanding Equity Awards at Fiscal Year-End Table. There were no individual grants of stock options to purchase our common stock made to the named executive officers in the Summary Compensation Table during the fiscal year ended December 31, 2006, and the subsequent period up to the date of the filing of this prospectus.

Employment Agreements

None.

Compensation of Directors

For the fiscal year ended December 31, 2006, we did not compensate our directors for their services.

Item 11.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth certain information regarding the ownership of our capital stock, as of March 16, 2007, for: (i) each director; (ii) each person who is known to us to be the beneficial owner of more than 5%of our outstanding common stock; (iii) each of our executive officers named in the Summary Compensation Table; and (iv) all of our current executive officers and directors of as a group. Except as otherwise indicated in the footnotes, all information with respect to share ownership and voting and investment power has been furnished to us by the persons listed. Except as otherwise indicated in the footnotes, each person listed has sole voting power with respect to the shares shown as beneficially owned.

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Class (2)

Common Stock	Lord Dr. Masaaki Ikawa	100,000	100%

Common Stock	All officers and directors as a group (1 in number)	100,000	100%

(1) The person listed is an officer and/or director of the Company and the address for each beneficial owner is 350 Fifth Avenue, Suite 4304, New York, NY 10022.

(2) Based on 100,000 shares of Common Stock issued and outstanding March 15, 2007.

Item 12.    Certain Relationships and Related Transactions.

The shareholders of the Company contributed $31,340 for expenses on behalf of the company

During the year ended December 31, 2006, the Company received a loan of 10,000 from its President. The loan is not interest bearing, unsecured , and due on demand.

During 2006, the Company recorded $6,000 for the fair value of services contributed by its President.

During 2006, the Company paid a related party rent of $2,508 to Caibs International Holdings, Inc.  Our president and sole shareholder indirectly owns Caibs International Holdings, Inc.

Item 13.    Exhibits.

Exhibit No.	Title of Document	Location

3.1.1	Articles of Incorporation	Filed herewith

3.1.2	Amendment to Articles of Incorporation	Filed herewith

3.2	Bylaws	Filed herewith

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934	Filed herewith

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith

Item 14.    Principal Accounting Fees and Services.

Audit Fees

For our fiscal year ended December 31, 2006, we were billed approximately $8,200 for professional services rendered for the audit and reviews of our financial statements. For our fiscal year ended December 31, 2005, we were billed approximately $0 for professional services rendered for the audit and reviews of our financial statements.

Tax Fees

For our fiscal years ended December 31, 2006 and 2005, we were not billed for professional services rendered for tax compliance, tax advice, and tax planning.

All Other Fees

The Company did not incur any other fees related to services rendered by our principal accountant for the fiscal years ended December 31, 2006 and 2005.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

UNITED NATIONS SECURITIES ASSOCIATION, INC.

By:	/s/ Lord Dr. Masaaki Ikawa
Lord Dr. Masaaki Ikawa
President, Chief Executive Officer,
Chief Financial Officer

Date: March 15, 2007

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Lord Dr. Masaaki Ikawa	President, Chief Executive Officer,	March 16, 2007
Lord Dr. Masaaki Ikawa	Chief Financial Officer