Form 10QSB
period 2007-06-30
UNITED NATIONS SECURITIES ASSOCIATION
filed 2007-08-14
CIK 1359076

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of August 13, 2007: 100,000 shares of common stock.

Transitional Small Business Disclosure Format (check one): Yes ☐ No ☒

i

PART I - FINANCIAL INFORMATION

ITEM 1.	FINANCIAL INFORMATION

UNITED NATIONS SECURITIES ASSOCIATION, INC.
(A DEVELOPMENT STAGE COMPANY)

CONTENTS

PAGE	1	CONDENSED BALANCE SHEET AS OF JUNE 30, 2007 (UNAUDITED)

PAGE	2	CONDENSED STATEMENT OF OPERATIONS FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2007 AND 2006 AND FOR THE PERIOD FROM APRIL 25, 2005 (INCEPTION) TO JUNE 30, 2007. (UNAUDITED)

PAGE	3	CONDENSED STATEMENT OF CHANGES IN SHAREHOLDER’S EQUITY FOR THE PERIOD FROM APRIL 25, 2005 (INCEPTION) TO JUNE 30, 2007. (UNAUDITED)

PAGE	4	CONDENSED STATEMENT OF CASH FLOWS FOR THE SIX MONTHS ENDED JUNE 30, 2007 AND 2006 AND FOR THE PERIOD FROM APRIL 25, 2005 (INCEPTION) TO JUNE 30, 2007 (UNAUDITED)

PAGES	5 - 9	NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

United Nations Securities Association, Inc.
(A Development Stage Company)
Condensed Balance Sheet
June 30, 2007
(Unaudited)

ASSETS

Current Assets
Cash	$2,725
Total Current Assets	2,725

Total Assets	$2,725

LIABILITIES AND STOCKHOLDERS' DEFICIENCY

Current Liabilities
Loans payable - related party	$15,500
Total Current Liabilities	15,500

Stockholders' Deficiency
Preferred stock, $0.001 par value; 50,000,000 shares authorized,
none issued and outstanding	-
Common stock, no par value; 100,000, 000 shares authorized, 100,000
issued and outstanding	100
Additional paid-in capital	45,266
Subscription Receivable	(100)
Deficit accumulated during the development stage	(58,041)

Total Stockholders' Deficiency	(12,775)

Total Liabilities and Stockholders' Equity	$2,725

See accompanying notes to condensed financial statements

United Nations Securities Association, Inc.
(A Development Stage Company)
Condesed Statement of Operations
For the Six Months Ended June 30, 2007 and 2006 and
for the Period from April 25, 2005 (Inception) to June 30, 2007
(Unaudited)

					For the Period April 25, 2005
	Three Months Ended June 30,		Six Months Ended June 30,		(Inception) to
	2007	2006	2007	2006	June 30, 2007
Operating Expenses
Professional fees	$2,311	$9,208	$6,498	$9,208	$31,408
General and administrative	4,363	1,823	9,043	3,042	26,633
Total Operating Expenses	6,674	11,031	15,541	12,250	58,041

LOSS FROM OPERATIONS	$(6,674)	$(11,031)	$(15,541)	$(12,250)	$(58,041)

Provision for Income Taxes	-	-	-	-	-

NET LOSS	$(6,674)	$(11,031)	$(15,541)	$(12,250)	$(58,041)

Net Loss Per Share - Basic and Diluted	$(0.07)	$(0.11)	$(0.16)	$(0.12)

Weighted average number of shares outstanding
during the period - basic and diluted	100,000	100,000	100,000	100,000

See accompanying notes to condensed financial statements

United Nations Securities Association, Inc.
(A Development Stage Company)
Condensed Statement of Stockholders' Deficiency
For the period from April 25, 2005 (Inception) to June 30, 2007
(Unaudited)

						Deficit
	Perferred Stock		Common stock		Additional	accumulated during		Total
					paid-in	development	Subscription	Stockholder's
	Shares	Amount	Shares	Amount	capital	stage	Receivable	Deficiency

Balance April 25, 2005	-	$-	-	$-	$-	$-	$-	$-

Common stock issued for services to founder ($0.001)	-	-	100,000	100	-	-	(100)	(100)

In-kind contirubiton	-	-	-	-	22,500	-	-	22,500

Net loss for the period April 25, 2005 (inception) to December 31, 2005	-	-	-	-	-	(12,194)	-	(12,194)

Balance, December 31, 2005	-	-	100,000	100	22,500	(12,194)	(100)	10,206

In-kind contirubiton	-	-	-	-	8,840	-	-	8,840

In-kind contribution of services		-			6,000			6,000

Net loss for the year ended December 31, 2006	-	-	-	-	-	(30,306)	-	(30,306)

Balance, December 31, 2006	-	-	100,000	100	37,340	(42,500)	(100)	(5,260)

In-kind contribution of services	-	-	-	-	7,926	-	-	7,926

Net loss for the period ended June 30, 2007	-	-	-	-	-	(15,541)	-	(15,541)

Balance, June 30, 2007	-	$-	100,000	$100	$45,266	$(58,041)	$(100)	$(12,875)

See accompanying notes to condensed financial statements

United Nations Securities Association, Inc.
(A Development Stage Company)
Condensed Statement of Cash Flows
For the Six Months Ended June 30, 2007 and 2006 and
For the Period from April 25,2005 (inception) to June 30, 2007
(Unaudited)

			For The Period
	Six Months Ended June 30,	Six Months Ended June 30,	April 25, 2005 (Inception) to
	2007	2006	June 30, 2007
Cash Flows From Operating Activities:
Net Loss	$(15,541)	$(12,250)	$(58,041)
Adjustments to reconcile net loss to net cash used in operations
In-kind contribution	7,926	2,236	45,266
Changes in operating assets and liabilities:
Decrease in accounts payable	(1,348)		-
Increase in prepaid expenses	-	10,014	-
Net Cash Used In Operating Activities	(8,963)	-	(12,775)

Cash Flows From Financing Activities:
Proceeds from loan payable - related party	5,500	-	15,500
Net Cash Provided by Financing Activities	5,500	-	15,500

Net Decrease in Cash	(3,463)		2,725

Cash at Beginning of Period	6,188	-	-

Cash at End of Period	$2,725	$-	$2,725

Supplemental disclosure of cash flow information:

Cash paid for interest	$-	$-	$-
Cash paid for taxes	$-	$-	$-

Supplemental disclosure of non-cash investing and financing activities:

Stock sold for subscription (100,000 shares)	$-	$-	$100

See accompanying notes to condensed financial statements

UNITED NATIONS SECURITIES ASSOCIATION, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2007

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

(C) Cash and Cash Equivalents

The Company considers all highly liquid temporary cash investments with an original maturity of three months or less to be cash equivalents. At June 30, 2007, the Company had no cash equivalents.

(D) Loss Per Share

Basic and diluted net loss per common share is computed based upon the weighted average common shares outstanding as defined by Financial Accounting Standards No. 128, “Earnings Per Share.” As of June 30, 2007 and 2006 there were no common share equivalents outstanding.

UNITED NATIONS SECURITIES ASSOCIATION, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2007

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

(H) Recent Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements”. The objective of SFAS 157 is to increase consistency and comparability in fair value measurements and to expand disclosures about fair value measurements. SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements, SFAS 157 applies under other accounting pronouncements that require or permit fair value measurements and does not require any new fair value measurements. The provisions of SFAS No. 157 are effective for fair value measurements made in fiscal years beginning after November 15, 2007. The adoption of this statement is not expected to have a material effect on the Company’s future reported financial position or results of operations.

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

UNITED NATIONS SECURITIES ASSOCIATION, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2007

During 2006, the Company received a loan of $10,000 from its President. The loan is non  interest  bearing, unsecured and due on demand.

NOTE 2  LOAN PAYABLE - RELATED PARTY

On April 6, 2007, the Company received a loan of $5,000 from its President. The loan is non interest bearing, unsecured and due on demand.

During the year ended December 31, 2006, the Company received a loan of $10,500 from its President. The loan is non interest bearing, unsecured and due on demand.

NOTE 3 SHAREHOLDER’S EQUITY

(A) Common Stock Issued for Subscription Receivable

During 2005, the Company issued 100,000 shares of common stock for a subscription receivable of $100.

(B) In-Kind Contribution

For the six months ended June 30, 2007 the Company recorded $3,000 for the fair value of services contributed by its President (See Note 4).

For the six months ended June 30, 2007 the sole shareholder of the Company paid $4,926 of operating expenses on behalf of the Company (See Note 4).

During 2005, the sole shareholder of the Company paid $22,500 of operating expenses on behalf of the Company (See Note 4).

During, 2006 the sole shareholder of the Company paid $8,840 of operating expenses on behalf of the Company (See Note 4).

UNITED NATIONS SECURITIES ASSOCIATION, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2007
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

For the six month ended June 30, 2007 the Company received a loan of $5,000 from its President. The loan is non interest bearing, unsecured and due on demand.

For the six months ended June 30, 2007 the Company paid a related party rent of $4,926.

For the six months ended June 30, 2007 the Company recorded $3,000 for the fair value of services contributed by its President.

During the year ended December 31, 2006, the Company received two loans totaling $10,500 from its President. The loans are non interest bearing, unsecured and due on demand.

During the year ended December 31, 2006 the Company recorded $6,000 for the fair value of services contributed by its President.

During the year ended December 31, 2006 the Company paid a related party rent of $2,508

NOTE 5 COMMITMENTS AND CONTINGENCIES

During 2006, the Company entered into a lease agreement with a related party for a period of three years at a monthly cost of $418.

UNITED NATIONS SECURITIES ASSOCIATION, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2007

NOTE 6 GOING CONCERN

As reflected in the accompanying financial statements, the Company is in the development stage with no operations, has a net loss of $58,041 for the period from April 25, 2005 (inception) to June 30, 2007, a working capital and stockholders’ deficiency of $12,775 and used cash in operations of $12,775 from inception. This raises substantial doubt about its ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company’s ability to raise additional capital and implement its business plan. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

Results of Operation

The Company did not have any operating income since inception, April 25, 2005. For the six months ended June 30, 2007, the registrant recognized a net loss of $15,541. Expenses from inception were comprised of costs mainly associated with legal, accounting and office expense.

Liquidity and Capital Resources

At June 30, 2007, the Company had no capital resources and will rely upon the issuance of common stock and additional capital contributions from shareholders to fund administrative expenses pending acquisition of an operating company. However, our shareholders are under no obligation to provide such funding.

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

As reflected in the accompanying financial statements, the Company is in the development stage with no operations and has a negative cash flow from operations of $12,775 from inception. This raises substantial doubt about its ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company's ability to raise additional capital and implement its business plan. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

Evaluation of disclosure controls and procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (Exchange Act), as of June 30, 2007. Based on this evaluation, our principal executive officer and principal financial officers have concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission's rules and forms and that our disclosure and controls are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Changes in internal controls

There were no changes (including corrective actions with regard to significant deficiencies or material weaknesses) in our internal controls over financial reporting that occurred during the quarter ended June 30, 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS.

We are currently not a party to any pending legal proceedings and no such actions by, or to the best of its knowledge, against us have been threatened.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES.

None

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

No matter was submitted during the quarter ending June 30, 2007, covered by this report to a vote of our shareholders, through the solicitation of proxies or otherwise.

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

August 13, 2007