Form 10QSB
period 2007-09-30
UNITED NATIONS SECURITIES ASSOCIATION
filed 2007-11-09
CIK 1359076

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

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

(917) 346-1489
(Issuer’s telephone number)

Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2)has been subject to such filing requirements for the past 90 days. Yes ☒No ☐

Check whether the registrant has filed all documents and reports required to be filed by Sections 12, 13, or 15(d) of the Exchange Act subsequent to the distribution of securities under a plan confirmed by a court. Yes ☐ No ☒

Indicate by check mark whether the registrant is a shell company as defined in Rule 12b-2 of the Exchange Act.
 Yes ☒ No ☐

State the number of shares outstanding of each of the issuer’s classes of common equity, as of November 8, 2007: 100,000 shares of common stock.

Transitional Small Business Disclosure Format (check one): Yes ☐ No ☒

i

PART I - FINANCIAL INFORMATION

ITEM 1.	FINANCIAL INFORMATION

UNITED NATIONS SECURITIES ASSOCIATION, INC.
(A DEVELOPMENT STAGE COMPANY)

CONTENTS

PAGE	2	CONDENSED BALANCE SHEET AS OF SEPTEMBER 30, 2007 (UNAUDITED)

PAGE	3	CONDENSED STATEMENT OF OPERATIONS FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2007 AND 2006 AND FOR THE PERIOD FROM APRIL 25, 2005 (INCEPTION) TO SEPTEMBER 30, 2007 (UNAUDITED)

PAGE	3	CONDENSED STATEMENT OF CHANGES IN SHAREHOLDER’S DEFICIENCY FOR THE PERIOD FROM APRIL 25, 2005 (INCEPTION) TO SEPTEMBER 30, 2007 (UNAUDITED)

PAGE	3	CONDENSED STATEMENT OF CASH FLOWS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2007 AND 2006 AND FOR THE PERIOD FROM APRIL 25, 2005 (INCEPTION) TO SEPTEMBER 30, 2007 (UNAUDITED)

PAGES	6 - 10	NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

United Nations Securities Association, Inc.
(A Development Stage Company)
Condensed Balance Sheet
September 30, 2007
(Unaudited)

ASSETS
Current Assets
Cash	$118
Total Current Assets	118

Total Assets	$118

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY

Current Liabilities
Accounts payable	$775
Loans payable - related party	15,500
Total Liabilities	16,275

Stockholders’ Deficiency
Preferred stock, $0.001 par value; 50,000,000 shares authorized, none issued and outstanding	-
Common stock, no par value; 100,000,000 shares authorized, 100,000 issued and outstanding	100
Additional paid-in capital	49,229
Subscription Receivable	(100)
Deficit accumulated during the development stage	(65,386)
Total Stockholders’ Deficiency	(16,157)

Total Liabilities and Stockholders’ Deficiency	$118

See accompanying notes to condensed financial statements

United Nations Securities Association, Inc.
(A Development Stage Company)
Condensed Statement of Operations
For the Three and Nine Months Ended September 30, 2007 and 2006 and
for the Period from April 25, 2005 (Inception) to September 30, 2007
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,		April 25, 2005 Inception
	2007	2006	2007	2006	September 30, 2007
Operating Expenses
Professional fees	$3,004	$3,955	$9,501	$13,163	$34,411
General and administrative	4,342	3,341	13,385	6,383	30,975
Total Operating Expenses	7,346	7,296	22,886	19,546	65,386

LOSS FROM OPERATIONS	(7,346)	(7,296)	(22,886)	(19,546)	(65,386)

Provision for Income Taxes	-	-	-	-	-

NET LOSS	$(7,346)	$(7,296)	$(22,886)	$(19,546)	$(65,386)

Net Loss Per Share - Basic and Diluted	$(0.07)	$(0.07)	$(0.23)	$(0.20)

Weighted average number of shares outstanding during the period - basic and diluted	100,000	100,000	100,000	100,000

See accompanying notes to condensed financial statements

United Nations Securities Association, Inc.
(A Development Stage Company)
Condensed Statement of Stockholders’ Deficiency
For the period from April 25, 2005 (Inception) to September 30, 2007
(Unaudited)

				Deficit
			Additional	accumulated during		Total
	Common stock		paid-in	development	Subscription	Stockholder’s
	Shares	Amount	capital	stage	Receivable	Deficiency

Balance, April 25, 2005	-	$-	$-	$-	$-	$-

Common stock issued for services to founder ($0.001)	100,000	100	-	-	(100)	-

In-kind contribution	-	-	22,500	-	-	22,500

Net loss for the period April 25, 2005 (inception) to December 31, 2005	-	-	-	(12,194)	-	(12,194)

Balance, December 31, 2005	100,000	100	22,500	(12,194)	(100)	10,306

In-kind contribution	-	-	8,840	-	-	8,840

In-kind contribution of services			6,000			6,000

Net loss for the year ended December 31, 2006	-	-	-	(30,306)	-	(30,306)

Balance, December 31, 2006	100,000	100	37,340	(42,500)	(100)	(5,160)

In-kind contribution	-	-	7,389	-	-	7,389

In-kind contribution of services	-	-	4,500	-	-	4,500

Net loss for the nine months ended September 30, 2007	-	-	-	(22,886)	-	(22,886)

Balance, September 30, 2007	100,000	$100	$49,229	$(65,386)	$(100)	$(16,157)

See accompanying notes to condensed financial statements

United Nations Securities Association, Inc.
(A Development Stage Company)
Condensed Statement of Cash Flows
For the Nine Months Ended September 30, 2007 and 2006 and
For the Period from April 25, 2005 (inception) to September 30, 2007
(Unaudited)

			April 25, 2005
	Nine Months Ended September 30,		(Inception) to
	2007	2006	September 30, 2007
Cash Flows From Operating Activities:
Net Loss	$(22,886)	$(19,546)	$(65,386)
Adjustments to reconcile net loss to net cash used in operations
In-kind contribution	11,889	6,377	49,229
Changes in operating assets and liabilities:
(Decrease) / Increase in accounts payable	(573)	2,863	775
Increase in prepaid expenses	-	10,306	-
Net Cash Used In Operating Activities	(11,570)	-	(15,382)

Cash Flows From Financing Activities:
Proceeds from loan payable - related party	5,500	-	15,500
Net Cash Provided by Financing Activities	5,500	-	15,500

Net Decrease in Cash	(6,070)		118

Cash at Beginning of Period	6,188	-	-

Cash at End of Period	$118	$-	$118

Supplemental disclosure of cash flow information:

Cash paid for interest	$-	$-	$-
Cash paid for taxes	$-	$-	$-

Supplemental disclosure of non-cash investing and financing activities:

Stock sold for subscription (100,000 shares)	$-	$-	$100

See accompanying notes to condensed financial statements

UNITED NATIONS SECURITIES ASSOCIATION, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2007
(UNAUDITED)

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

(C) Cash and Cash Equivalents

The Company considers all highly liquid temporary cash investments with an original maturity of three months or less to be cash equivalents. At September 30, 2007, the Company had no cash equivalents.

(D) Loss Per Share

Basic and diluted net loss per common share is computed based upon the weighted average common shares outstanding as defined by Financial Accounting Standards No. 128, “Earnings Per Share.” As of September 30, 2007 and 2006, there were no common share equivalents outstanding.

UNITED NATIONS SECURITIES ASSOCIATION, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2007
(UNAUDITED)

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
SEPTEMBER 30, 2007
(UNAUDITED)

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

During 2006, the sole shareholder of the Company paid $8,840 of operating expenses on behalf of the Company (See Note 4).

During 2006, the Company recorded $6,000 for the fair value of services contributed by its President.

For the nine months ended September 30, 2007, the sole shareholder of the Company paid $7,389 of operating expenses on behalf of the Company (See Note 4).

For the nine months ended September 30, 2007, the Company recorded $4,500 for the fair value of services contributed by its President (See Note 4).

UNITED NATIONS SECURITIES ASSOCIATION, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2007
(UNAUDITED)

(C) Amendment to Articles of Incorporation

During 2005, the Company amended its Articles of Incorporation to change its name from United Nations Securities Association to United Nations Securities Association, Inc.

NOTE 4 RELATED PARTY TRANSACTIONS

During 2005, the sole shareholder of the Company paid $22,500 of operating expenses on behalf of the Company.

During 2006, the sole shareholder of the Company paid $6,332 of operating expenses on behalf of the Company.

During the year ended December 31, 2006, the Company received a loan of $10,500 from its President. The loan is non interest bearing, unsecured and due on demand.

During the year ended December 31, 2006, the Company recorded $6,000 for the fair value of services contributed by its President.

During the year ended December 31, 2006, the Company paid a related party rent of $2,508.

For the nine months ended September 30, 2007, the Company received a loan of $5,000 from its President. The loan is non interest bearing, unsecured and due on demand.

For the nine months ended September 30, 2007, the Company paid a related party rent of $7,389.

For the nine months ended September 30, 2007, the Company recorded $4,500 for the fair value of services contributed by its President.

NOTE 5 COMMITMENTS AND CONTINGENCIES

During 2006, the Company entered into a lease agreement with a related party for a period of three years at a monthly cost of $418.

NOTE 6 GOING CONCERN

As reflected in the accompanying financial statements, the Company is in the development stage with no operations, has a net loss of $65,386 for the period from April 25, 2005 (inception) to September 30, 2007, a working capital and stockholders’ deficiency of $16,157 and used cash in operations of $15,382 from inception. This raises substantial doubt about its ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company’s ability to raise additional capital and implement its business plan. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

UNITED NATIONS SECURITIES ASSOCIATION, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2007
(UNAUDITED)

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

Results of Operation

The Company did not have any operating income since inception, April 25, 2005. For the nine months ended September 30, 2007, the registrant recognized a net loss of $22,886. Expenses from inception were comprised of costs mainly associated with legal, accounting and office expense.

Liquidity and Capital Resources

At September 30, 2007, the Company had no capital resources and will rely upon the issuance of common stock and additional capital contributions from shareholders to fund administrative expenses pending acquisition of an operating company. However, our shareholders are under no obligation to provide such funding.

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

As reflected in the accompanying financial statements, the Company is in the development stage with no operations and has a negative cash flow from operations of $15,382 from inception. This raises substantial doubt about its ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company's ability to raise additional capital and implement its business plan. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

Evaluation of disclosure controls and procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (Exchange Act), as of September 30, 2007. Based on this evaluation, our principal executive officer and principal financial officers have concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission's rules and forms and that our disclosure and controls are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Changes in internal controls

There were no changes (including corrective actions with regard to significant deficiencies or material weaknesses) in our internal controls over financial reporting that occurred during the quarter ended September 30, 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS.

We are currently not a party to any pending legal proceedings and no such actions by, or to the best of its knowledge, against us have been threatened.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES.

None

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

No matter was submitted during the quarter ending September 30, 2007, covered by this report to a vote of our shareholders, through the solicitation of proxies or otherwise.

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

November 8, 2007