Form 10KSB
period 2007-12-31
UNITED NATIONS SECURITIES ASSOCIATION
filed 2008-03-07
CIK 1359076

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

(Mark One)

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2007

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

Number of shares of the registrant’s common stock outstanding as of March 4, 2008:  100,000 shares of Common Stock shares

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

increased visibility in the financial community;

the facilitation of borrowing from financial institutions;

improved trading efficiency;

shareholder liquidity;

greater ease in subsequently raising capital;

compensation of key employees through stock options for which there may be a market valuation;

enhanced corporate image;

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

Holders

As of March 4, 2008 in accordance with our transfer agent records, we had one record holder of our Common Stock, holding 100,000 shares.

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

Results of Operation

The Company has not had any operating income since inception, April 25, 2005. For the year ended December 31, 2007, the registrant recognized a net loss of $30,157. Expenses from inception were comprised of costs mainly associated with legal, accounting and office expense.

Liquidity and Capital Resources

At December 31, 2007, the Company had limited capital resources of $2,520 and will rely upon the issuance of common stock and additional capital contributions from shareholders to fund administrative expenses pending acquisition of an operating company. However, our shareholders are under no obligation to provide such funding.

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

As reflected in the accompanying financial statements, the Company is in the development stage with no operations, has a net loss of $72,657 for the period from April 25, 2005 (inception) to December 31, 2007, a working capital and stockholders’ deficiency of $13,755 and used cash in operations of $17,980 from inception. This raises substantial doubt about its ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company’s ability to raise additional capital and implement its business plan. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

Results of Operations

For the Fiscal Year Ended December 31, 2007 and the period ended December 31, 2006

Results of Operation

We did not have any operating income from inception through December 31, 2007. From inception through the year ended December 31, 2007; we recognized a net loss of $72,657. For the year ended December 31, 2006, we recognized a net loss of $30,306. Expenses for the year were comprised of costs mainly associated with legal, accounting and office.

Professional Fees, General and Administrative Expenses

Professional fees, general and administrative expenses decreased to $29,447 for the fiscal year ended December 31, 2007 from $30,306 for the year ended December 31, 2006. These expenses represent our total operating expenses during these years. The increase in our total operating expenses was due to extra expenses from market research and increased rent.

Liquidity and Capital Resources

The Company is currently financing its operations primarily through cash generated by loans from its principal stockholders. At December 31, 2007, the Company had cash of $2,520.

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

In December 2007, the Financial Accounting Standards Board (FASB) issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements - an amendment of ARB No. 51”. This statement improves the relevance, comparability, and transparency of the financial information that a reporting entity provides in its consolidated financial statements by establishing accounting and reporting standards that require; the ownership interests in subsidiaries held by parties other than the parent and the amount of consolidated net income attributable to the parent and to the noncontrolling interest be clearly identified and presented on the face of the consolidated statement of income, changes in a parent’s ownership interest while the parent retains its controlling financial interest in its subsidiary be accounted for consistently, when a subsidiary is deconsolidated, any retained noncontrolling equity investment in the former subsidiary be initially measured at fair value, entities provide sufficient disclosures that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. SFAS No. 160 affects those entities that have an outstanding noncontrolling interest in one or more subsidiaries or that deconsolidate a subsidiary. SFAS No. 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. Early adoption is prohibited. The adoption of this statement is not expected to have a material effect on the Company's financial statements.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements, financings, or other relationships with unconsolidated entities or other persons, also known as “special purpose entities” (SPEs).

Item 7.    Financial Statements.

UNITED NATIONS SECURITIES ASSOCIATION, INC.
(A DEVELOPMENT STAGE COMPANY)

CONTENTS

PAGE	F-2	REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

PAGE	F-3	BALANCE SHEETS AS OF DECEMBER 31, 2007 AND DECEMBER 31, 2006.

PAGE	F-4	STATEMENT OF OPERATIONS FOR THE YEARS ENDED DECEMBER 31, 2007 AND 2006 AND FOR THE PERIOD FROM APRIL 25, 2005 (INCEPTION) TO DECEMBER 31, 2007.

PAGE	F-5	STATEMENT OF CHANGES IN SHAREHOLDER’S DEFICIENCY FOR THE PERIOD FROM APRIL 25, 2005 (INCEPTION) TO DECEMBER 31, 2007.

PAGE	F-6	STATEMENT OF CASH FLOWS FOR THE YEARS ENDED DECEMBER 31, 2007 AND 2006 AND FOR THE PERIOD FROM APRIL 25, 2005 (INCEPTION) TO DECEMBER 31, 2007.

PAGES	F-7 - F-12	NOTES TO FINANCIAL STATEMENTS.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors of:
United Nations Securities Association, Inc.
(A Development Stage Company)

We have audited the accompanying balance sheets of United Nations Securities Association, Inc. (A Development Stage Company) as of December 31, 2007 and 2006, and the related statements of operations, changes in stockholder’s equity and cash flows for the two years then ended and for the period April 25, 2005 (Inception) to December 31, 2007. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly in all material respects, the financial position of United Nations Securities Association, Inc. (A Development Stage Company) as of December 31, 2007 and 2006 and the results of its operations and its cash flow for the two years then ended and for the period April 25, 2005 (Inception) to December 31, 2007 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 6 to the financial statements, the Company has no operations, has a net loss of $72,657 from inception, a working capital and stockholders deficiency of $13,755 and used cash from inception of $17,980. This raises substantial doubt about its ability to continue as a going concern. Management’s plans concerning this matter are also described in Note 6. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

WEBB & COMPANY, P.A.
Certified Public Accountants

Boynton Beach, Florida
February 14, 2008

United Nations Securities Association, Inc.
(A Development Stage Company)
Balance Sheets

	As of December 31, 2007	As of December 31, 2006
ASSETS
Current Assets
Cash	$2,520	$6,188

Total Assets	$2,520	$6,188

LIABILITIES AND STOCKHOLDERS' DEFICIENCY

Current Liabilities
Accounts payable	$775	$1,348
Due to related party	500	-
Loans payable - related party	15,000	10,000
Total Liabilities	16,275	11,348

Stockholders' Deficiency
Preferred stock, $0.001 par value; 50,000,000 shares authorized, none issued and outstanding	-	-
Common stock, no par value; 100,000, 000 shares authorized, 100,000 issued and outstanding	100	100
Additional paid-in capital	58,902	37,340
Subscription Receivable	(100)	(100)
Deficit accumulated during the development stage	(72,657)	(42,500)
Total Stockholders' Deficiency	(13,755)	(5,160)

Total Liabilities and Stockholders' Deficiency	$2,520	$6,188

See accompanying notes to financial statements

United Nations Securities Association, Inc.
(A Development Stage Company)
Statement of Operations

	For the Years Ended December 31,		For the period April 25, 2005 (Inception)
	2007	2006	December 31, 2007
Operating Expenses
Professional fees	$11,770	$14,910	$36,680
General and administrative	17,677	15,396	35,267
Total Operating Expenses	29,447	30,306	71,947

Loss from Operations	(29,447)	(30,306)	(71,947)

Other Expense
Interest Expense	(710)	-	(710)
Total Other Income	(710)	-	(710)

LOSS FROM OPERATIONS	(30,157)	(30,306)	(72,657)

Provision for Income Taxes	-	-	-

NET LOSS	$(30,157)	$(30,306)	$(72,657)

Net Loss Per Share - Basic and Diluted	$(0.30)	$(0.30)

Weighted average number of shares outstanding
during the period - Basic and Diluted	100,000	100,000

See accompanying notes to financial statements

United Nations Securities Association, Inc.
(A Development Stage Company)
Statement of Stockholders' Deficiency
For the period from April 25, 2005 (Inception) to December 31, 2007

						Deficit
	Preferred stock		Common stock		Additional	accumulated during		Total
					paid-in	development	Subscription	Stockholder's
	Shares	Amount	Shares	Amount	capital	stage	Receivable	Deficiency

Balance April 25, 2005	-	$-	-	$-	$-	$-	$-	$-

Common stock issued for services to founder ($0.001)	-	-	100,000	100	-	-	(100)	-

In-kind contirubiton	-	-	-	-	22,500	-	-	22,500

Net loss for the period April 25, 2005 (inception) to December 31, 2005	-	-	-	-	-	(12,194)	-	(12,194)

Balance, December 31, 2005	-	-	100,000	100	22,500	(12,194)	(100)	10,306

In-kind contirubiton	-	-	-	-	8,840	-	-	8,840

In-kind contribution of services	-	-			6,000			6,000

Net loss for the year ended December 31, 2006	-	-	-	-	-	(30,306)	-	(30,306)

Balance, December 31, 2006	-	-	100,000	100	37,340	(42,500)	(100)	(5,160)

In-kind contribution	-	-	-	-	10,562	-	-	10,562

In-kind contribution of services			-	-	6,000	-	-	6,000

In-kind contribution of cash	-	-	-	-	5,000	-	-	5,000

Net loss for the year ended December 31, 2007	-	-	-	-	-	(30,157)	-	(30,157)

Balance, December 31, 2007	-	$-	100,000	$100	$58,902	$(72,657)	$(100)	$(13,755)

See accompanying notes to financial statements

United Nations Securities Association, Inc.
(A Development Stage Company)
Statement of Cash Flows

	For the Years Ended December 31,		For the period April 25, 2005 (Inception) to
	2007	2006	December 31, 2007
Cash Flows From Operating Activities:
Net Loss	$(30,157)	$(30,306)	$(72,657)
Adjustments to reconcile net loss to net cash used in operations In-kind contribution	16,562	14,840	53,902
Changes in operating assets and liabilities:
Decrease in accounts payable	(573)	1,348	775
Increase in prepaid expenses	-	9,500	-
Increase in deposit	-	806	-
Net Cash Used In Operating Activities	(14,168)	(3,812)	(17,980)

Cash Flows From Financing Activities:
Proceeds from loan payable - related party	5,000	10,000	15,000
Due to related party	500		500
Contributed capital	5,000	-	5,000
Net Cash Provided by Financing Activities	10,500	10,000	20,000

Net Increase (Decrease) in Cash	(3,668)	6,188	2,520

Cash at Beginning of Period	6,188	-	-

Cash at End of Period	$2,520	$6,188	$2,520

Supplemental disclosure of cash flow information:

Cash paid for interest	$-	$-	$-
Cash paid for taxes	$-	$-	$-

Supplemental disclosure of non-cash investing and financing activities:

Stock sold for subscription (100,000 shares)	$-	$-	$100

See accompanying notes to financial statements

UNITED NATIONS SECURITIES ASSOCIATION, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2007

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

(C) Cash and Cash Equivalents

The Company considers all highly liquid temporary cash investments with an original maturity of three months or less to be cash equivalents. At December 31, 2007 and 2006 the Company had no cash or cash equivalents.

(D) Loss Per Share

Basic and diluted net loss per common share is computed based upon the weighted average common shares outstanding as defined by Financial Accounting Standards No. 128, “Earnings Per Share.” As of December 31, 2007 and 2006 there were no common share equivalents outstanding.

(E) Income Taxes

The Company accounts for income taxes under the Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes” (“SFAS 109”). Under SFAS 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under SFAS 109, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. As of December 31, 2007 and 2006, the Company has a net operating loss carryforward of approximately $60,657 and $36,500, respectively available to offset future taxable income through 2027. The valuation allowance at December 31, 2007 was $20,623. The valuation allowance at December 31, 2006 was $12,410. The net change in the valuation allowance for the year ended December 31, 2007 and 2006 was an increase of $8,213 and $8,264, respectively.

UNITED NATIONS SECURITIES ASSOCIATION, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2007

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

UNITED NATIONS SECURITIES ASSOCIATION, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2007

In December 2007, the Financial Accounting Standards Board (FASB) issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements - an amendment of ARB No. 51”. This statement improves the relevance, comparability, and transparency of the financial information that a reporting entity provides in its consolidated financial statements by establishing accounting and reporting standards that require; the ownership interests in subsidiaries held by parties other than the parent and the amount of consolidated net income attributable to the parent and to the noncontrolling interest be clearly identified and presented on the face of the consolidated statement of income, changes in a parent’s ownership interest while the parent retains its controlling financial interest in its subsidiary be accounted for consistently, when a subsidiary is deconsolidated, any retained noncontrolling equity investment in the former subsidiary be initially measured at fair value, entities provide sufficient disclosures that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. SFAS No. 160 affects those entities that have an outstanding noncontrolling interest in one or more subsidiaries or that deconsolidate a subsidiary. SFAS No. 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. Early adoption is prohibited. The adoption of this statement is not expected to have a material effect on the Company's financial statements.

NOTE 2  LOANS PAYABLE - RELATED PARTY

During the year ended December 31, 2006, the Company received a loan of $10,000 from its President. The loan is non interest bearing, unsecured and due on demand.

On April 6, 2007, the Company received a loan of $5,000 from its President. The loan is non interest bearing, unsecured and due on April 6, 2010.

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
DECEMBER 31, 2007

During 2006, the sole shareholder of the Company paid $8,840 of operating expenses on behalf of the Company (See Note 4).

During 2006, the Company recorded $6,000 for the fair value of services contributed by its President (See Note 4).

For the year ended December 31, 2007, the sole shareholder of the Company paid $9,852 of operating expenses on behalf of the Company (See Note 4).

For the year ended December 31, 2007, the sole shareholder of the Company contributed $5,000 of cash for operating expenses of the Company (See Note 4).

For the year ended December 31, 2007, the Company recorded $6,000 for the fair value of services contributed by its President (See Note 4).

At December 31, 2007, the Company recorded $710 of imputed interest related to shareholder loans payable as an in-kind contribution.

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

UNITED NATIONS SECURITIES ASSOCIATION, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2007

For the year ended December 31, 2007, the Company paid a related party rent of $9,852 and recorded $710 of imputed interest related to shareholder loans payable.

For the year ended December 31, 2007, the Company recorded $6,000 for the fair value of services contributed by its President.

For the year ended December 31, 2007, the sole shareholder of the Company contributed $5,000 of cash for operating expenses of the Company.

For year ended December 31, 2007, the Company received a loan of $5,000 from its President. The loan is non interest bearing, unsecured and due on April 6, 2010.

During 2007, the Company received an advance from a company related to its principal stockholder of $500.

NOTE 5 COMMITMENTS AND CONTINGENCIES

During 2006, the Company entered into a lease agreement with a related party for a period of three years at a monthly cost of $418.

Future minimum lease payments under the operating lease at December 31, 2007 consist of the following:

Year	Amount

2008	5,016
2009	2,508

$7,524

NOTE 6 GOING CONCERN

As reflected in the accompanying financial statements, the Company is in the development stage with no operations, has a net loss of $72,657 for the period from April 25, 2005 (inception) to December 31, 2007, a working capital and stockholders’ deficiency of $13,755 and used cash in operations of $17,980 from inception. This raises substantial doubt about its ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company’s ability to raise additional capital and implement its business plan. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

UNITED NATIONS SECURITIES ASSOCIATION, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2007

Management believes that actions presently being taken to obtain additional funding and implement its strategic plans provide the opportunity for the Company to continue as a going concern.

Item 8.    Management Report on Internal Controls

The management of United Nations Securities Association, Inc., (the “Company”) is responsible for the preparation, integrity, and fair presentation of its published financial statements and all other information presented in this annual report.  The financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and, as such, include amounts based on informed judgments and estimates made by management.

Management is responsible for establishing and maintaining adequate internal control over financial reporting for financial presentations in conformity with GAAP. Pursuant to the rules and regulations of the Securities and Exchange Commission, internal control over financial reporting is a process designed by, or under the supervision of, the company’s principal executive and principal financial officers, or persons performing similar functions, and effected by the company’s board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP and includes those policies and procedures that:

Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the Company;

Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the Company; and

Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements.

Management has evaluated the effectiveness of its internal control over financial reporting for financial presentations in conformity with GAAP as of December 31, 2007 based on the control criteria established in a report entitled Internal Control—Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on such evaluation, we have concluded that the Company’s internal control over financial reporting is effective as of December 31, 2007.

Lord Dr. Masaaki Ikawa
President
Chief Executive Officer, and Chief Financial Officer

Item 8B.    Other Information.

None.

PART III

Item 9.    Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act.

The following table sets forth the name and age of our sole executive officer and director.

Name	Age	Position	Date of Appointment

Lord Dr. Masaaki Ikawa	80	President, Chief Executive Officer, Chief Financial Officer, Chairman	April 2005

Set forth below is the name of our director and officer, all positions and offices with the Company held, the period during which he has served as such, and the business experience during at least the last five years:

Lord Dr. Masaaki Ikawa

Lord Dr. Masaaki Ikawa is the President, Chief Executive Officer, Chief Financial Officer and a member of the Board of Directors of Caibs International Holding Inc., which purchased 100,000 shares of 51141, Inc., a blank check company, Issued and outstanding common stock from Scott Raleigh, the sole officer, Director and shareholder of the company on April 25, 2005, pursuant to the terms of a Stock Purchase Agreement. Since such time Lord Dr. Masaaki Ikawa has managed all day to day operations of the entity. Lord Dr. Masaaki Ikawa is also the Chairman and President of Asia United Nation Development Authority Inc. ("Asia UND"), based in Okinawa, Japan. Asia UND is a group of six companies with business operations in the areas of trading, technology, finance and real estate development in Asia, specifically Japan. In 1950 Lord Dr. Masaaki Ikawa graduated from Waseda University in Tokyo. In 1957, he graduated from Harvard Business School. He also received a Doctorate In Business Administration from Oxford University in 1962. Other than Caibs International Holding and Asia UND, Lord Dr. Masaaki Ikawa has never been an Officer or a Director of any company in Japan or the United States.

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

Item 10.    Executive Compensation.

Compensation of Executive Officers

The following summary compensation table sets forth all compensation awarded to, earned by, or paid to the named executive officers paid by us during the fiscal years ended December 31, 2007 and 2006 in all capacities for the accounts of our executives, including the Chief Executive Officer (CEO) and Chief Financial Officer (CFO):

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Non-Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Totals ($)

Lord Dr. Masaaki Ikawa
President, Chief	2007	$0	0	0	0	0	0	(0)	$0
Executive Officer,	2006	$0	0	0	0	0	0	(0)	$0
Chief Financial Officer

Outstanding Equity Awards at Fiscal Year-End Table. There were no individual grants of stock options to purchase our common stock made to the named executive officers in the Summary Compensation Table during the fiscal year ended December 31, 2007 and 2006, and the subsequent period up to the date of the filing of this prospectus.

Employment Agreements

None.

Compensation of Directors

For the fiscal year ended December 31, 2007 and 2006, we did not compensate our directors for their services.

Item 11.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth certain information regarding the ownership of our capital stock, as of March 4, 2008, for: (i) each director; (ii) each person who is known to us to be the beneficial owner of more than 5%of our outstanding common stock; (iii) each of our executive officers named in the Summary Compensation Table; and (iv) all of our current executive officers and directors of as a group. Except as otherwise indicated in the footnotes, all information with respect to share ownership and voting and investment power has been furnished to us by the persons listed. Except as otherwise indicated in the footnotes, each person listed has sole voting power with respect to the shares shown as beneficially owned.

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

(2) Based on 100,000 shares of Common Stock issued and outstanding March 4, 2008.

Item 12.    Certain Relationships and Related Transactions.

During the year ended December 31, 2006, the Company received a loan of $10,000 from its President. The loan is non interest bearing, unsecured and due on demand.

On April 6, 2007, the Company received a loan of $5,000 from its President. The loan is non interest bearing, unsecured and due on April 6, 2010.

Item 13.    Exhibits.

Exhibit No.	Title of Document	Location

3.1.1	Articles of Incorporation	Incorporated by reference, Filed on Form 10-KSB, March 19, 2007 (file no. 000-51914)

3.1.2	Amendment to Articles of Incorporation	Incorporated by reference, Filed on Form 10-KSB, March 19, 2007 (file no. 000-51914)

3.2	Bylaws	Incorporated by reference, Filed on Form 10-KSB, March 19, 2007 (file no. 000-51914)

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934	Filed herewith

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith

Item 14.    Principal Accounting Fees and Services.

Audit Fees

For our fiscal year ended December 31, 2007, we were billed approximately $8,385 for professional services rendered for the audit and reviews of our financial statements. For our fiscal year ended December 31, 2006, we were billed approximately $8,200 for professional services rendered for the audit and reviews of our financial statements.

Tax Fees

For our fiscal years ended December 31, 2007 and 2006, we were not billed for professional services rendered for tax compliance, tax advice, and tax planning.

All Other Fees

The Company did not incur any other fees related to services rendered by our principal accountant for the fiscal years ended December 31, 2007 and 2006.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

UNITED NATIONS SECURITIES ASSOCIATION, INC.

By:	/s/ Lord Dr. Masaaki Ikawa
Lord Dr. Masaaki Ikawa
President, Chief Executive Officer,
Chief Financial Officer

Date: March 4, 2008

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Lord Dr. Masaaki Ikawa	President, Chief Executive Officer,	March 4, 2008
Lord Dr. Masaaki Ikawa	Chief Financial Officer